Form 10-Q
period 1995-03-31
BURGER KING LTD PARTNERSHIP II
filed 1995-05-15
CIK 705740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995



	OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11059


	BURGER KING LIMITED PARTNERSHIP II

	(Exact name of registrant as specified in its charter)




New York                        13-3133321

(State or other jurisdiction of	(I.R.S. Employer
 Incorporation or organization)	 identification No.)

3 World Financial Center, New York, NY                  10285

(Address of principal executive offices)		(Zip code)

	(212) 526-3237

	(Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


	INDEX



                                                                        Page No.
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

                Balance Sheets at March 31, 1995 and December 31, 1994  3

                Statement of Partners' Capital (Deficit) for the
                three months ended March 31, 1995                       3

		Statements of Operations for the three months ended
                March 31, 1995 and 1994                                 4

		Statements of Cash Flows for the three months
                ended March 31, 1995 and 1994                           4

                Notes to the Financial Statements                       5

	Item 2.	Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     6


PART II		OTHER INFORMATION

                Items 1-6                                               7

                Signatures                                              8

Balance Sheets

                                                March 31,       December 31,
Assets                                          1995            1994

Real estate at cost:
        Land                                    $  3,576,544    $  3,576,544
        Buildings                                  5,431,714       5,431,714
        Fixtures and equipment                     2,675,310       2,675,310

                                                  11,683,568      11,683,568
Less - accumulated depreciation                   (5,830,856)     (5,762,960)

                                                   5,852,712       5,920,608

Cash                                                 561,846         680,377
Rent receivable                                      105,371         121,417

                Total Assets                    $  6,519,929    $  6,722,402


Liabilities and Partners' Capital

Liabilities:
        Accounts payable and accrued expenses   $     30,813    $     44,073
        Due to affiliates                              2,375           1,397
        Distributions payable                        461,848         580,378

                Total Liabilities                    495,036         625,848

Partners' Capital (Deficit):
        General Partner                              (54,460)        (54,272)
        Limited Partners (15,000
        units outstanding)                         6,079,353       6,150,826

                Total Partners' Capital            6,024,893       6,096,554

          Total Liabilities and
          Partners' Capital                     $  6,519,929    $  6,722,402


Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1995

                                Limited         General
                                Partners        Partner         Total

Balance at December 31, 1994    $6,150,826      $(54,272)       $6,096,554
Net income                         384,910        23,832           408,742
Distributions                     (456,383)      (24,020)         (480,403)

Balance at March 31, 1995       $6,079,353      $(54,460)       $6,024,893


Statements of Operations
For the three months ended March 31, 1995 and 1994

Income                                          1995            1994

Rental income                                   $  631,164      $  610,161
Interest income                                      7,535           3,808
Other income                                           295             520

        Total Income                               638,994         614,489

Expenses

Depreciation                                        67,896          67,896
Ground lease rent                                   92,398          89,772
Management fee                                      53,576          52,039
General and administrative                          16,382          18,227

        Total Expenses                             230,252         227,934

                Net Income                      $  408,742      $  386,555

Net Income Allocated:

To the General Partner                          $   23,832      $   22,723
To the Limited Partners                            384,910         363,832

                                                $  408,742      $  386,555

Per limited partnership
        interest (15,000 outstanding)           $    25.66      $    24.26


Statements of Cash Flows
For the three months ended
March 31, 1995 and 1994

Cash Flows from Operating Activities:           1995            1994

Net income                                      $  408,742      $  386,555
Adjustments to reconcile net income to net cash
provided by operating activities:
        Depreciation                                67,896          67,896
        Increase (decrease) in cash
        arising from changes
	in operating assets and liabilities:
                Rent receivable                     16,046          15,950
                Accounts payable and
                accrued expenses                   (13,260)        (17,733)
                Due to affiliates                      978            (895)

Net cash provided by operating activities          480,402         451,773

Cash Flows from Investing Activities:

Proceeds from sale of property                           -               -

Net cash provided by investing activities                -               -

Cash Flows from Financing Activities:

        Cash distributions paid                   (598,933)       (539,883)

Net cash used for financing activities            (598,933)       (539,883)

Net decrease in cash                              (118,531)        (88,110)
Cash at beginning of period                        680,377         626,860

Cash at end of period                           $  561,846      $  538,750

Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
At March 31, 1995, the Partnership had cash of $561,846, compared to $680,377 at December 31, 1994. The $118,531 decrease in cash from December 31, 1994, is the result of distributing to the Partners cash in excess of cash flow generated from operations. Cash consists of the Partnership's working capital and undistributed cash flow from operations.

Rent receivable at March 31, 1995 and December 31, 1994 was $105,371 and $121,417, respectively. The decrease in rents receivable is attributable to lower percentage rents earned during the first quarter of 1995 as compared to the fourth quarter of 1994.

For the first quarter of 1995, the Partnership declared a distribution in the amount of $480,403. Distributions payable at March 31, 1995 were $461,848 representing the distribution declared of $480,403 net of state non-residents withholding tax of $18,555. On April 28, 1995, the Partnership paid a cash distribution to the partners in the amount of $442,632. The unpaid portion of $19,216 represents an amount equal to 4% of the quarterly distribution of net cash flow from operations. Pursuant to the terms of the partnership agreement dated August 23, 1982 (the "Partnership Agreement"), net cash flow from operations is distributed on the basis of 95% to the limited partners and 1% to the General Partner with the remaining 4% being retained by the Partnership as a contingent reserve (the "Contingent Reserve"). The limited partners are entitled to receive an annual return equal to 12.5% of their remaining invested capital. To the extent the limited partners do not receive an annual r eturn of 12.5%, the Contingent Reserve shall be distributed to the limited partners with the remainder, if any, distributed to the General Partner.

Accounts payable and accrued expenses decreased to $30,813 at March 31, 1995 from $44,073 at December 31, 1994 primarily as a result of differences in the timing of the payment of audit fees.

The General Partner is presently marketing the Partnership's remaining 30 properties for sale and soliciting purchase offers from potential buyers.
Until all of the properties are sold, the Partnership will continue to operate the properties, and it is intended that net income earned by the Partnership will be distributed to partners in accordance with the terms of the Partnership Agreement.

Results of Operations
For the three months ended March 31, 1995, the Partnership generated net income of $408,742 compared to $386,555 for the corresponding period in 1994. The increase in net income is primarily attributable to improved store performance resulting in increased percentage rental income.

Interest income also contributed to the increase in net income over the prior period due to increases in interest rates over the past year. For the three months ended March 31, 1995, interest income was $7,535 compared to $3,808 for the corresponding period in 1994.

PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6	Exhibits and reports on Form 8-K.

		(a)	Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        BURGER KING LIMITED PARTNERSHIP II

                        BY:     BK II PROPERTIES INC.
                        General Partner



Date:  May 12, 1995	BY:	/s/ Rocco Andriola
                        Name:   Rocco Andriola
                        Title:  Director, President and Chief Financial Officer