Form 10-Q
period 1995-06-30
BURGER KING LTD PARTNERSHIP II
filed 1995-08-14
CIK 705740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended    June 30, 1995

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                 to


                        Commission file number: 0-11059


                       BURGER KING LIMITED PARTNERSHIP II
             (Exact name of registrant as specified in its charter)



           New York                                             13-3133321
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                            identification No.)

Attention: Andre Anderson
3 World Financial Center, 29th Floor, New York, NY		  10285
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




                                 Balance Sheets

                                                  June 30,        December 31,
Assets                                               1995                1994

Real estate at cost:
   Land                                         $   3,576,544   $   3,576,544
   Buildings                                        5,211,966       5,431,714
   Fixtures and equipment                           2,567,076       2,675,310

                                                   11,355,586      11,683,568
Less - accumulated depreciation                    (5,672,644)     (5,762,960)

                                                    5,682,942       5,920,608

Cash                                                  743,055         680,377
Rent receivable                                       164,510         121,417

        Total Assets                            $   6,590,507   $   6,722,402


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses        $      23,079   $      44,073
   Due to affiliates                                    1,600           1,397
   Distributions payable                              643,057         580,378

        Total Liabilities                             667,736         625,848

Partners' Capital (Deficit):
   General Partner                                    (52,096)        (54,272)
   Limited Partners (15,000 units outstanding)      5,974,867       6,150,826

        Total Partners' Capital                     5,922,771       6,096,554

        Total Liabilities and Partners' Capital $   6,590,507  $    6,722,402



                    Statement of Partners' Capital (Deficit)
                     For the six months ended June 30, 1995

                                        Limited         General
                                        Partners        Partner         Total

Balance at December 31, 1994        $   6,150,826   $   (54,272)   $  6,096,554
Net income                                879,082        51,317         930,399
Distributions                          (1,055,041)      (49,141)     (1,104,182)

Balance at June 30, 1995            $   5,974,867   $   (52,096)   $  5,922,771



                            Statements of Operations

                                  Three months ended          Six months ended
                                       June 30,                    June 30,
Income                             1995        1994          1995          1994

Rental income                $  722,645  $  635,870  $  1,353,809  $  1,246,031
Interest income                   7,499       4,414        15,034         8,222
Other income                        650         455           945           975

   Total Income                 730,794     640,739     1,369,788     1,255,228

Expenses

Depreciation                     67,897      67,897       135,793       135,793
Ground lease rent                92,398      91,682       184,796       181,454
Management fee                   63,315      54,418       116,891       106,457
General and administrative       35,345      16,351        51,727        34,578

   Total Expenses               258,955     230,348       489,207       458,282

Income from operations          471,839     410,391       880,581       796,946

Other Income

Gain on sale of property         49,818          --        49,818            --


        Net Income           $  521,657  $  410,391  $    930,399  $    796,946

Net Income Allocated:

To the General Partner       $   27,485  $   23,914  $     51,317  $     46,637
To the Limited Partners         494,172     386,477       879,082       750,309

                             $  521,657  $  410,391  $    930,399  $    796,946

Per limited partnership
 interest
 (15,000 outstanding)        $    32.94  $    25.77  $      58.61  $      50.02



                            Statements of Cash Flows
                For the six months ended June 30, 1995 and 1994


Cash Flows from Operating Activities:                        1995          1994

Net income                                            $   930,399   $   796,946
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                           135,793       135,793
   Gain on sale of property                               (49,818)           --
   Increase (decrease) in cash arising from changes
      in operating assets and liabilities:
      Rent receivable                                     (43,093)       21,603
      Accounts payable and accrued expenses               (20,994)      (16,636)
      Due to affiliates                                       203        (1,696)

Net cash provided by operating activities                 952,490       936,010

Cash Flows from Investing Activities:

   Proceeds from sale of property                         151,691            --

Net cash provided by investing activities                 151,691            --

Cash Flows from Financing Activities:

   Cash distributions paid                             (1,041,503)     (961,781)

Net cash used for financing activities                 (1,041,503)     (961,781)

Net increase (decrease) in cash                            62,678       (25,771)
Cash at beginning of period                               680,377       626,860

Cash at end of period                                 $   743,055   $   601,089



                       Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with Burger King Limited Partnership II's (the "Partnership") annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994, and the statement of partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

A. During the second quarter of 1995, the Partnership sold one property as follows:


                        Date       Adjusted             Net             Gain
                        of         Selling              Book            on
        Store           Sale       Price*               Value           Sale

        Ferguson, MO    6/30/95   $  151,691    $     101,873   $     49,818


        *Purchase price of the property less estimated legal costs related to the sale of the property.



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

At June 30, 1995, the Partnership had cash of $743,055, compared to $680,377 at December 31, 1994. The $62,678 increase in cash is the result of cash flow generated from operations and proceeds from property sales exceeding distributions to the Partners. Cash consists of the Partnership's working capital and undistributed cash flow from operations.

In preparation for the sale of the Partnership's remaining 28 restaurant properties (collectively, the "Properties"), the General Partner has been negotiating with Burger King Corporation ("BKC") to purchase a property located in Ferguson, Missouri (the "Ferguson Property"), which was declared economically abandoned by BKC in 1991. In accordance with the Property Management Agreement (the "Agreement"), if a Property is declared economically abandoned, BKC is required to pay the Property's minimum base rent until it is sold. In addition, the Partnership is entitled to all sales proceeds once the Property is sold and BKC is required to supplement proceeds to the extent such proceeds are less than the minimum owner-lessor price set forth in the Agreement. Although prospective third-party buyers attributed little or no value to the Property, BKC purchased the Ferguson Property on June 30, 1995 for the owner-lessor price of $151,691.

The Partnership's Marietta, Georgia property was also declared economically abandoned by BKC on January 29, 1994. BKC allowed the franchisee to continue operating this property while it was marketed for sale. On May 15, 1995, BKC executed a sales agreement with a third-party buyer with respect to this Property for a sales price of $445,000. The sale is expected to close in either the third or fourth quarter of 1995.

The General Partner is aggressively marketing the Properties for sale. However, there can be no assurance that the General Partner will be successful in selling any or all of the Properties during 1995. Until the Partnership completes the sale of all of the Properties, those Properties which remain unsold will continue to operate, and it is intended that cash flow from operations will be distributed to the partners in accordance with the terms of the Partnership Agreement.

Rent receivable at June 30, 1995 and December 31, 1994 was $164,510 and $121,417, respectively. The increase in rent receivable is attributable to an increase in percentage rents earned during the first half of 1995 as compared to the fourth quarter of 1994.

Distributions payable at June 30, 1995 were $643,057, which consisted of $151,691 of net proceeds from the sale of the Ferguson Property and $491,366 of cash flow from operations for the second quarter of 1995. On August 1, 1995, the Partnership paid a cash distribution to the partners in the amount of $603,743. The unpaid portion of $39,314 primarily represents an amount equal to 4% of the quarterly distribution of net cash flow from operations, which is required to be retained pursuant to the terms of the Partnership Agreement.
Net cash flow from operations is distributed 95% to the limited partners and 1% to the General Partner with the remaining 4% being retained by the Partnership as a contingent reserve (the "Contingent Reserve"). To the extent the limited partners do not receive an annual return of 12.5% of their remaining invested capital, the Contingent Reserve shall be distributed to the limited partners with the remainder, if any, distributed to the General Partner.

Accounts payable and accrued expenses decreased to $23,079 at June 30, 1995 from $44,073 at December 31, 1994, primarily as a result of differences in the timing of the payment of audit and tax fees.

Results of Operations

For the three and six months ended June 30, 1995, the Partnership generated net income of $521,657 and $930,399, respectively, compared to $410,391 and $796,946, respectively, for the corresponding periods in 1994. The increases are primarily attributable to the gain recognized on the sale of the Ferguson Property of $49,818, and an increase in percentage rental income as a result of improved restaurant performance. Higher interest income also contributed to the increase in net income over the prior periods due to a larger invested cash balance and an increase in the average interest rate earned during 1995.

General and administrative expenses for the three and six months ended June 30, 1995 were $35,345 and $51,727, respectively, compared to $16,351 and $34,578, respectively, for the corresponding periods in 1994. The increases in both periods are primarily attributable to environmental consulting costs incurred during the second quarter of 1995 in preparation for the sale of the Properties.



                           PART II OTHER INFORMATION


Items 1-4	Not applicable

Item 5          Other information.

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					BURGER KING LIMITED PARTNERSHIP II

				BY:	BK II PROPERTIES INC.
					General Partner



Date:	August 11, 1995
                                BY:     /s/Rocco Andriola
                                        -----------------
                                Name:   Rocco Andriola
                                Title:  Director, President and
                                        Chief Financial Officer