Form 10-Q
period 1995-09-30
BURGER KING LTD PARTNERSHIP II
filed 1995-11-14
CIK 705740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One) X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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



Balance Sheets

                                            September 30,      December 31,
Assets                                              1995              1994

Real estate at cost:
   Land                                      $ 3,576,544       $ 3,576,544
   Buildings                                   5,211,966         5,431,714
   Fixtures and equipment                      2,567,076         2,675,310

                                              11,355,586        11,683,568
Less - accumulated depreciation               (5,737,793)       (5,762,960)

                                               5,617,793         5,920,608

Cash                                             683,532           680,377
Rent receivable                                  178,069           121,417

    Total Assets                             $ 6,479,394       $ 6,722,402


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses     $    43,582       $    44,073
   Due to affiliates                               1,800             1,397
   Distributions payable                         583,534           580,378

     Total Liabilities                           628,916           625,848

Partners' Capital (Deficit):
   General Partner                               (52,453)          (54,272)
   Limited Partners (15,000 units outstanding) 5,902,931         6,150,826

     Total Partners' Capital                   5,850,478         6,096,554

     Total Liabilities and Partners' Capital $ 6,479,394       $ 6,722,402



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                      Limited       General
                                     Partners       Partner            Total
Balance at December 31, 1994      $ 6,150,826   $   (54,272)     $ 6,096,554
Net income                          1,324,442        78,186        1,402,628
Distributions                      (1,572,337)      (76,367)      (1,648,704)

Balance at September 30, 1995     $ 5,902,931   $   (52,453)     $ 5,850,478



Statements of Operations

                               Three months ended           Nine months ended
                                  September 30,               September 30,
Income                         1995          1994          1995           1994

Rental income               $ 702,034     $ 716,116  $2,055,843    $ 1,962,147
Interest income                 9,147         4,879      24,181         13,101
Other income                      575           495       1,520          1,470

  Total Income                711,756       721,490   2,081,544      1,976,718

Expenses

Depreciation                   65,149        67,896     200,942        203,689
Ground lease rent              86,244        91,920     271,040        273,374
Management fee                 61,579        62,419     178,470        168,876
General and administrative     26,555        47,478      78,282         82,056

  Total Expenses              239,527       269,713     728,734        727,995

Income from operations        472,229       451,777   1,352,810      1,248,723


Other Income

Gain on sale of property          ---           ---      49,818            ---


  Net Income                $ 472,229     $ 451,777  $1,402,628     $1,248,723

Net Income Allocated:

To the General Partner      $  26,869     $  25,984  $   78,186     $   72,621
To the Limited Partners       445,360       425,793   1,324,442      1,176,102

                            $ 472,229     $ 451,777  $1,402,628     $1,248,723

Per limited partnership
 unit (15,000 outstanding)    $ 29.69       $ 28.39     $ 88.30        $ 78.41



Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                   1995              1994

Net income                                       $ 1,402,628       $ 1,248,723
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation                                       200,942           203,689
  Gain on sale of property                           (49,818)              ---
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Rent receivable                                  (56,652)          (26,386)
    Accounts payable and accrued expenses               (491)          (14,950)
    Due to affiliates                                    403            (1,690)

Net cash provided by operating activities          1,497,012         1,409,386

Cash Flows from Investing Activities:

  Proceeds from sale of property                     151,691               ---

Net cash provided by investing activities            151,691               ---

Cash Flows from Financing Activities:

  Cash distributions paid                         (1,645,548)       (1,426,607)

Net cash used for financing activities            (1,645,548)       (1,426,607)

Net increase (decrease) in cash                        3,155           (17,221)
Cash at beginning of period                          680,377           626,860

Cash at end of period                            $   683,532       $   609,639


Notes to the Financial Statements

These unaudited interim financial statements should be read in conjunction with Burger King Limited Partnership II's (the "Partnership") 1994 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine-month periods ended September 30, 1995 and 1994, cash flows for the nine-month periods ended September 30, 1995 and 1994, and the statement of partners' capital (deficit) for the nine-month period ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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


        *Purchase price less estimated legal costs related to the sale of the property.


B. An agreement of purchase and sale dated as of October 11, 1995 (the "Purchase Agreement") between the Partnership and U.S. Restaurant Properties Operating L.P. ("USRP") was executed for the sale of 28 of the Partnership's restaurant properties (the "Properties") for $17,025,000. Pursuant to the terms of the Purchase Agreement, the Partnership has the option to include an additional restaurant property located in Marietta, Georgia (the "Marietta Property"), increasing the aforementioned sales price for the Partnership's remaining Properties by $200,000. As discussed in more detail below, the Marietta Property is currently under contract for sale to a third-party. The sale of the Properties to USRP (the "Proposed Sale") will therefore, in all likelihood, constitute the sale of all of the Partnership's remaining Properties. The Proposed Sale is subject to the satisfaction of certain conditions, including the right of the limited partners of the Partnership (the "Limited Partners") to reject the Proposed Sale.

Pursuant to Section 8.3 of the Agreement of Limited Partnership dated as of August 23, 1982, as amended as of October 19, 1982 (the "Partnership Agreement"), the Limited Partners have the right to vote (assuming certain conditions described in the Partnership Agreement are met) only upon certain matters and Limited Partners voting a majority in interest may, without the concurrence of BK II Properties Inc., the general partner of the Partnership (the "General Partner"), cause, among other things, the disapproval of any sale of all or substantially all of the assets of the Partnership in a single sale. Consequently, the General Partner intends to mail a proxy to the Limited Partners (the "Proxy") in order to disclose the terms of the Purchase Agreement and to present the Limited Partners with the opportunity to call a meeting, if they so desire, to consider the disapproval of the Proposed Sale. It is currently anticipated that the Proxy will be mailed to Limited Partners in the fourth quarter of 1995. If the Limited Partners do not reject the Proposed Sale, the Properties are expected to be sold pursuant to the Purchase Agreement in the first quarter of 1996. If the Limited Partners reject the Proposed Sale, the Partnership will continue to operate the Properties until an alternative liquidation strategy can be implemented. Until the Properties are disposed of, it is intended that cash flow from operations will be distributed to the partners in accordance with the terms of the Partnership Agreement.

The Marietta Property was declared economically abandoned by BKC on January 29, 1994. BKC allowed the franchisee to continue operating the Marietta Property while it was marketed for sale. In May 1995, BKC executed a sales agreement with Clucker's Wood Roasted Chicken Inc. ("Clucker's) to purchase the Marietta Property for $445,000. On September 11, 1995, Clucker's indicated that they were unwilling to purchase the Marietta Property and attempted to terminate the sale. The Partnership has contested Clucker's right to terminate the sale pursuant to the sales contract. If the sale to Clucker's is not completed, the Partnership has the option to include the Marietta Property in the Proposed Sale.

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources At September 30, 1995, the Partnership had cash of $683,532, largely unchanged from $680,377 at December 31, 1994. Cash consists of the Partnership's working capital and undistributed cash flow from operations.

An agreement of purchase and sale dated as of October 11, 1995 between the Partnership and USRP was executed for the sale of 28 of the Partnership's Properties for $17,025,000. Pursuant to the terms of the Purchase Agreement, the Partnership has the option to include an additional restaurant property located in Marietta, Georgia, increasing the aforementioned sales price for the Partnership's remaining Properties by $200,000. As discussed below in more detail, the Marietta Property is currently under contract for sale to a third-party. The sale of the Properties to USRP will therefore, in all likelihood, constitute the sale of all of the Partnership's remaining Properties. The Proposed Sale is subject to the satisfaction of certain conditions, including the right of the Limited Partners of the Partnership to reject the Proposed Sale.

Pursuant to Section 8.3 of the Partnership Agreement, the Limited Partners have the right to vote (assuming certain conditions described in the Partnership Agreement are met) only upon certain matters and Limited Partners voting a majority in interest may, without the concurrence of the General Partner, cause, among other things, the disapproval of any sale of all or substantially all of the assets of the Partnership in a single sale. Consequently, the General Partner intends to mail a Proxy to the Limited Partners in order to disclose the terms of the Purchase Agreement and to present the Limited Partners' with the opportunity to call a meeting, if they so desire, to consider the disapproval of the Proposed Sale. The Proxy will be mailed to Limited Partners in the fourth quarter of 1995. If the Limited Partners do not reject the Proposed Sale, the Properties are expected to be sold pursuant to the Purchase Agreement in the first quarter of 1996. If the Limited Partners reject the Proposed Sale, the Partnership will continue to operate the Properties until an alternative liquidation strategy can be implemented. Until the Properties are disposed of, it is intended that cash flow from operations will be distributed to the partners in accordance with the terms of the Partnership Agreement.

The Marietta Property was declared economically abandoned by BKC on January 29, 1994. BKC allowed the franchisee to continue operating the Marietta Property while it was marketed for sale. In May 1995, BKC executed a sales agreement with Clucker's to purchase the Marietta Property for $445,000. On September 11, 1995, Clucker's indicated that they were unwilling to purchase the Marietta Property and attempted to terminate the sale. The Partnership has contested Clucker's right to terminate the sale pursuant to the sales contract. If the sale to Clucker's is not completed, the Partnership has the option to include the Marietta Property in the Proposed Sale.

Rent receivable at September 30, 1995 and December 31, 1994 was $178,069 and $121,417, respectively. The increase in rent receivable is attributable to an increase in percentage rents earned during the third quarter of 1995 as compared to the fourth quarter of 1994.

Distributions payable at September 30, 1995 were $583,534, which primarily consisted of cash flow from operations for the third quarter of 1995. On November 3, 1995, the Partnership paid a cash distribution to the partners in the amount of $522,741. The unpaid portion of $60,793 primarily represents an amount equal to 4% of the quarterly distributions of net cash flow from operations, which is required to be retained pursuant to the terms of the Partnership Agreement. Net cash flow from operations is distributed 95% to the Limited Partners and 1% to the General Partner with the remaining 4% being retained by the Partnership as a contingent reserve (the "Contingent Reserve"). To the extent the Limited Partners do not receive an annual return of 12.5% of their remaining invested capital, the Contingent Reserve shall be distributed to the Limited Partners with the remainder, if any, distributed to the General Partner.

Results of Operations For the three and nine-month periods ended September 30, 1995, the Partnership generated net income of $472,229 and $1,402,628, respectively, compared to $451,777 and $1,248,723, respectively, for the corresponding periods in 1994. The increase for the three-month period is primarily attributable to a reduction in general and administrative expenses. The increase in the nine-month period is primarily attributable to the gain recognized on the sale of a restaurant located in Ferguson, Missouri in the amount of $49,818, and an increase in percentage rental income as a result of improved restaurant performance. Higher interest income also contributed to the increase in net income over the prior period due to a larger invested cash balance and an increase in the average interest rate earned during 1995.

General and administrative expenses for the three and nine-month periods ended September 30, 1995 were $26,555 and $78,282, respectively, compared to $47,478 and $82,056, respectively, for the corresponding periods in 1994. The decrease for the three-month period is attributable to environmental consulting costs incurred by the Partnership during the third quarter of 1994 in preparation for the sale of the Properties.



PART II	OTHER INFORMATION


Items 1-5   Not applicable

Item 6      Exhibits and reports on Form 8-K.

            (a)     Exhibits

                (10) Agreement of Purchase and Sale made as of October 11, 1995, by and between Burger King Limited Partnership II and U.S. Restaurant Properties Operating L.P.

		(27)	Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					BURGER KING LIMITED PARTNERSHIP II

				BY:	BK II PROPERTIES INC.
					General Partner



Date:   November 13, 1995       BY:        /s/Rocco F. Andriola
                                Name:         Rocco F. Andriola
                                Title:        Director, President and
                                              Chief Financial Officer