Form 10-Q/A
period 1995-09-30
BURGER KING LTD PARTNERSHIP II
filed 1996-03-13
CIK 705740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A


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



Balance Sheets

                                            September 30,      December 31,
Assets                                              1995              1994

Real estate at cost:
   Land                                      $       ---       $ 3,576,544
   Buildings                                         ---         5,431,714
   Fixtures and equipment                            ---         2,675,310

                                                     ---        11,683,568
Less - accumulated depreciation                      ---        (5,762,960)

                                                     ---         5,920,608

Real estate held for sale                      5,617,793               ---
Cash                                             683,532           680,377
Rent receivable                                  178,069           121,417

    Total Assets                             $ 6,479,394       $ 6,722,402


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses     $    43,582       $    44,073
   Due to affiliates                               1,800             1,397
   Distributions payable                         583,534           580,378

     Total Liabilities                           628,916           625,848

Partners' Capital (Deficit):
   General Partner                               (52,453)          (54,272)
   Limited Partners (15,000 units outstanding) 5,902,931         6,150,826

     Total Partners' Capital                   5,850,478         6,096,554

     Total Liabilities and Partners' Capital $ 6,479,394       $ 6,722,402



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

Pursuant to Section 8.3 of the Agreement of Limited Partnership dated as of August 23, 1982, as amended as of October 19, 1982 (the "Partnership Agreement"), the Limited Partners have the right to vote (assuming certain conditions described in the Partnership Agreement are met) only upon certain matters and Limited Partners voting a majority in interest may, without the concurrence of BK II Properties Inc., the general partner of the Partnership (the "General Partner"), cause, among other things, the disapproval of any sale of all or substantially all of the assets of the Partnership in a single sale. Consequently, the General Partner intends to mail a proxy to the Limited Partners (the "Proxy") in order to disclose the terms of the Purchase Agreement and to present the Limited Partners with the opportunity to call a meeting, if they so desire, to consider the disapproval of the Proposed Sale. It is currently anticipated that the Proxy will be mailed to Limited Partners in the first quarter of 1996. If the Limited Partners do not reject the Proposed Sale, the Properties are expected to be sold pursuant to the Purchase Agreement in the second quarter of 1996. If the Limited Partners reject the Proposed Sale, the Partnership will continue to operate the Properties until an alternative liquidation strategy can be implemented. Until the Properties are disposed of, it is intended that cash flow from operations will be distributed to the partners in accordance with the terms of the Partnership Agreement.

The Marietta Property was declared economically abandoned by BKC on January 29, 1994. BKC allowed the franchisee to continue operating the Marietta Property while it was marketed for sale. In May 1995, BKC executed a sales agreement with a third-party buyer to purchase the Marietta Property for $445,000. On September 11, 1995, the third-party buyer indicated that it was unwilling to purchase the Marietta Property and attempted to terminate the sale. The Partnership has contested the third-party buyer's right to terminate the sale pursuant to the sales contract. If the sale to the third-party buyer is not completed, the Partnership has the option to include the Marietta Property in the Proposed Sale.

C. Accounting for Impairment - In March 1995, the Financial Accounting Standards Board Issued Statement No. 121 'Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of' ("FAS 121"). FAS 121 requires impairment losses to be recorded on long-lived assets, which are either used in operations or expected to be disposed of, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Partnership will adopt FASB 121 in the fourth quarter of 1995. Based on current circumstances, the Partnership does not believe the effect of adoption will be material.

The Properties are normally appraised on an annual basis by an independent appraiser to determine if there are any issues with respect to an impairment in the value of the Properties.


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources At September 30, 1995, the Partnership had cash of $683,532, largely unchanged from $680,377 at December 31, 1994. Cash consists of the Partnership's working capital and undistributed cash flow from operations.

Net cash provided by operating activities increased by $87,626 from $1,409,386 at September 30, 1994 to $1,497,012 at September 30, 1995. The increase was primarily due to the increase in rental income. Rental income increased by $93,696 from $1,962,147 at September 30, 1994 to $2,055,843 at September 30,
1995. The increase in rental income was a result of improved sales at the Properties during 1995 which in turn increased percentage rents calculated as a percentage of store sales.

Net cash provided by investing activities increased to $151,691 at September 30, 1995 from $0 at September 30, 1994. The increase is due to net sales proceeds received on June 30, 1995 from the sale of a restaurant located in Ferguson, Missouri (the "Ferguson Property").

Net cash used for financing activities increased by $218,941 from $1,426,607 at September 30, 1994 to $1,645,548 at September 30, 1995. Net cash used for financing activities consists of quarterly distributions of net proceeds from the sale of Properties and/or net cash flow from operations which were made to the Partners. The increase was primarily due to the distribution of net sales proceeds from the sale of the Ferguson Property and an increase in distributions of net cash flow from operations.

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

The Marietta Property was declared economically abandoned by BKC on January 29, 1994. BKC allowed the franchisee to continue operating the Marietta Property while it was marketed for sale. In May 1995, BKC executed a sales agreement with a third-party buyer to purchase the Marietta Property for $445,000. On September 11, 1995, the third-party buyer indicated that it was unwilling to purchase the Marietta Property and attempted to terminate the sale. The Partnership has contested the third-party buyer's right to terminate the sale pursuant to the sales contract. If the sale to the third-party buyer is not completed, the Partnership has the option to include the Marietta Property in the Proposed Sale.

Pursuant to Section 8.3 of the Partnership Agreement, the Limited Partners have the right to vote (assuming certain conditions described in the Partnership Agreement are met) only upon certain matters and Limited Partners voting a majority in interest may, without the concurrence of the General Partner, cause, among other things, the disapproval of any sale of all or substantially all of the assets of the Partnership in a single sale. Consequently, the General Partner intends to mail a Proxy to the Limited Partners in order to disclose the terms of the Purchase Agreement and to present the Limited Partners' with the opportunity to call a meeting, if they so desire, to consider the disapproval of the Proposed Sale. The Proxy will be mailed to Limited Partners in the first quarter of 1996. If the Limited Partners do not reject the Proposed Sale, the Properties are expected to be sold pursuant to the Purchase Agreement in the second quarter of 1996. If the Limited Partners reject the Proposed Sale, the Partnership will continue to operate the Properties until an alternative liquidation strategy can be implemented. Until the Properties are disposed of, it is intended that cash flow from operations will be distributed to the partners in accordance with the terms of the Partnership Agreement.

Legal, accounting, printing and other costs associated with the preparation and distribution of the Proxy are estimated to be approximately $150,000 and will be funded from cash flow from operations. In addition, selling costs relating to the Proposed Sale are estimated to be approximately $344,500 and will be funded from the proceeds of the Proposed Sale.

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