Form 10-K
period 1995-12-31
BURGER KING LTD PARTNERSHIP II
filed 1996-04-01
CIK 705740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1995

or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from to

Commission file number:  0-11059

                       BURGER KING LIMITED PARTNERSHIP II
              Exact name of registrant as specified in its charter



New York                                13-3133321
State or other jurisdiction of
incorporation or organization           I.R.S. Employer Identification No.

Attn: Andre Anderson, 3 World Financial Center,
29th Floor, New York, NY                                        10285-2900
Address of principal executive offices                          zip code


Registrant's telephone number, including area code: (212) 526-3237


Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

No market for the limited partnership interests exists and therefore a market value for the interests cannot be determined.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Unitholders for the year ended December 31, 1995 (Portions of parts I, II, III and IV)

Proxy Statement used in connection with solicitation of Unitholders on March 25, 1996, filed with the Securities and Exchange Commission on March 25, 1996.

PART I

Item 1.  Business.

(a)General Development of Business
Burger King Limited Partnership II (the "Partnership") was formed as a limited partnership on August 23, 1982 under the partnership laws of the State of New York. The general partner of the Partnership is BK II Properties Inc. (formerly Shearson/BK Properties, Inc.), a New York corporation (the "General Partner") and an affiliate of Lehman Brothers Inc. ("Lehman") formerly Shearson Lehman Brothers, Inc. ("Shearson"), (see Item 10). The Partnership engages in the business of acquiring, constructing, improving, holding and maintaining Burger King restaurants (each referred to as a "Property", collectively, the "Properties"). The Properties are leased on a long-term net basis to franchisees of Burger King Corporation ("Burger King").

(b)Financial Information About Industry Segment
The Partnership's sole business is leasing the Properties to franchisees of Burger King. All of the Partnership's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)Narrative Description of Business
The Properties consist of the buildings, the fixtures and improvements and, in some cases, the underlying land. The Properties are net leased to franchisees of Burger King. For a Property located on land owned by the Partnership, the annual rent is the greater of (i) 14.5% of the Partnership's investment (which equals the cost of land acquisition plus construction costs, as estimated at the date the lease is executed, and capitalized interest) or (ii) 8.5% of the Property's annual gross sales. For a Property located on land leased by the Partnership, the annual rent is the greater of (i) 14.5% of the Partnership's investment plus the annual ground rent paid by the Partnership to Burger King which, in turn, pays rent to the owner of the underlying land or (ii) 8.5% of the Property's annual gross sales. The Partnership's principal investment objectives are to:

(1) provide regular cash distributions, a portion of which will be "tax sheltered"; and

(2) provide realization of the long-term appreciation in the value of the Properties, consistent in all cases with the preservation of partners' capital.

Burger King had the option, which it did not exercise, to purchase the Properties at fair market value through January 3, 1993. Upon expiration of Burger King's option, the General Partner began marketing all of its remaining Properties for sale. The Partnership has agreed to sell 17 of the Properties owned in fee simple and to assign all of its rights in 11 of the Properties subject to ground leases to U.S. Restaurant Properties Operating L.P., a Delaware limited partnership (the "Buyer"), pursuant to an Agreement of Purchase and Sale, dated as of October 11, 1995, as amended as of January 9, 1996 (the "Purchase Agreement"). For additional information concerning the sale of the remaining Properties pursuant to the Purchase Agreement (the "Proposed Sale"), reference is made to Item 7 captioned "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and the Investor Message section of the Partnership's 1995 Annual Report to Unitholders, which is filed as an exhibit under Item 14 and incorporated herein by reference.

Employees
The Partnership has no employees.

Competition
Percentage rents received by the Partnership from the leases with the franchisees at the Properties (the "Leases") are based on food and beverage sales generated by the Properties. Competition in the fast food industry has generally become more intense as the number of chains competing for the consumer's business has increased. For most chains, in 1996, the primary source of revenue growth is projected to be the development of new restaurants or the acquisition of existing restaurants. As a result, intense price competition and aggressive marketing promotions have become essential ingredients in the effort to increase sales from existing restaurants. Other factors which influence sales include, but are not limited to, product quality, customer service, and the diversity of menu offerings.

Item 2.  Properties.

Incorporated by reference to the section captioned "Partnership's Restaurants" on the Table of Contents page and Note 4 captioned "Real Estate" in the Notes to the Financial Statements of the Partnership's 1995 Annual Report to Unitholders.


Item 3.  Legal Proceedings.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

Pursuant to Section 8.3 of the Agreement of Limited Partnership dated as of August 23, 1982, as amended as of October 19, 1982 (the "Partnership Agreement"), the limited partners of the Partnership (the "Unitholders") have the right to vote (assuming certain conditions described in the Partnership Agreement are met) only upon certain matters and Unitholders voting a majority in interest may, without the concurrence of the General Partner, cause, among other things, the disapproval of any sale of all or substantially all of the assets of the Partnership in a single sale. The Proposed Sale would constitute a sale of all or substantially all of the Partnership's assets. Accordingly, Unitholders have the right to disapprove the Proposed Sale.

A proxy statement was mailed to the Unitholders on March 25, 1996 (the "Proxy Statement"), which describes the terms of the Proposed Sale and presents the Unitholders with the opportunity to call a meeting to consider whether to disapprove the Proposed Sale. In order to effect a vote to disapprove the Proposed Sale, Unitholders holding 10% or more in interest of the outstanding limited partnership units of the Partnership (the "Units") must submit written requests for a meeting of the Unitholders pursuant to the Partnership Agreement. While the General Partner may call a meeting of the Unitholders for any purpose, the General Partner believes that the Proposed Sale is in the best interest of the Unitholders and has, therefore, determined not to call a meeting for the purpose of considering the disapproval of the Proposed Sale. However, if the Partnership receives written requests from Unitholders holding 10% or more in interest of the Units on or before April 30, 1996, the General Partner will be required to call a meeting of the Unitholders to consider the disapproval of the Proposed Sale. If a meeting of the Unitholders is called, and the Proposed Sale is disapproved by a majority in interest of the Unitholders, the Purchase Agreement will be terminated pursuant to its terms, and the Partnership will continue to operate the Properties and distribute the cash flow from operations to the Unitholders in accordance with the Partnership Agreement. If, however, a meeting of the Unitholders is called, and Unitholders holding less than a majority in interest vote to disapprove the Proposed Sale, the Proposed Sale will be consummated pursuant to the terms and subject to the conditions set forth in the Purchase Agreement.

Reference is made to Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for additional information concerning the Partnership's efforts to sell the remaining 29 Properties.


PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters.

(a) Market Information
    There is no established trading market for the Units.

(b) Holders
    As of December 31, 1995, there were 1,962 Unitholders.

(c) Distributions
    The following table illustrates the per Unit quarterly cash distributions paid to Unitholders during the past two years.

Quarter Declared                  1995            1994

        First Quarter             $ 30.43         $  28.61
        Second Quarter              39.91 (1)        30.67
        Third Quarter               34.49            29.98
        Fourth Quarter              31.18            33.19

        Total Cash Distributions  $ 136.01        $ 122.45

        (1) Includes a distribution of $10.01 from the sale of a Property located in Ferguson, MO.

        Reference is also made to Note 3 captioned "Partnership Allocations" and Note 8 captioned "Distributions" of the Notes to the Financial Statements in the Partnership's 1995 Annual Report to Unitholders for additional information concerning cash distributions paid by the Partnership.


Item 6.  Selected Financial Data.

The information set forth below should be read in conjunction with the Partnership's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included elsewhere herein.


                1995          1994       1993          1992          1991

Rental income   $2,685,255   $2,611,183 $2,501,191   $2,520,824   $2,506,977
Gain on sale
of Property         49,818            -     44,107       51,598      150,000
Net income       1,721,520    1,672,606  1,656,527    1,552,589    1,684,347
Net income per
Unit                108.49       105.03     104.12        97.53       106.03
Total assets at
year end         6,503,011    6,722,402  6,934,572    7,472,869    7,983,525
Cash
distributions
per Unit            136.01(a)    122.45     121.29(b)    130.87(c)    118.89 (d)


        a Includes a $10.01 per Unit distribution from the sale of a Property located in Ferguson, MO.

        b Includes an $8.72 per Unit distribution from the sale of a Property located in Downey, CA.

        c Includes an $8.54 per Unit distribution from the sale of a Property located in Mt. Pleasant, WI.

        d Includes an $11.42 per Unit distribution from the sale of a Property located in Mt. Pleasant, WI.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
At December 31, 1995, the Partnership had cash and cash equivalents of $653,171 compared to $680,377 at December 31, 1994. The $27,206 decrease is the result of a decrease in cash flow from operations during the fourth quarter of 1995 compared to the same period in 1994. Cash consists of the Partnership's working capital and undistributed cash from operations.

On June 30, 1995, the Partnership sold a Property located in Ferguson, Missouri for net proceeds of $151,691, resulting in a gain of $49,818.

The Partnership has agreed, subject to the satisfaction of certain conditions, to sell the Partnership's remaining Properties to the Buyer, pursuant to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Properties for consideration in the amount of $17,025,000 in cash (the "Purchase Price"), subject to adjustments and prorations for base and percentage rents, as well as certain other charges payable in respect of the Properties, and adjustments in respect of certain closing costs. The Purchase Price is also subject to an increase of $200,000 to an aggregate of $17,225,000 if the Partnership elects to include a restaurant located in Marietta, Georgia (the "Marietta Property") in the Proposed Sale. The General Partner is pursuing parties that may have an interest in purchasing the Marietta Property for a price in excess of $200,000. If the General Partner is unable to locate a potential purchaser at an appropriate price, the Partnership would, in all likelihood, include the Marietta Property in the Proposed Sale. Pursuant to the terms of the Partnership Agreement, the Unitholders have the right to call a meeting for the purpose of voting whether to disapprove the Proposed Sale. See Item 4 captioned "Submission of Matters to a Vote of Security Holders" for additional information.

The General Partner believes that the Proposed Sale should maximize the Partnership's realization of the appreciation in the value of the Properties. The Leases were originally for 20-year terms and, for the most part, currently have approximately seven or eight years remaining. The remaining terms of the Leases are one of the primary factors that a prospective buyer will evaluate in pricing the Properties. As the Leases approach maturity, prospective buyers are likely to attribute a greater discount in the value of the Properties and, therefore, if the Partnership continues to hold the Properties, the General Partner believes that the Properties' fair market value may decrease.

The General Partner also believes that the Proposed Sale is an extremely attractive opportunity for the Partnership. The Partnership received offers from a number of prospective buyers, and the Purchase Price offered by the Buyer represents what the General Partner believes is currently the highest attainable sale price for the Properties. The Purchase Price of $17,025,000 is $2,603,000 higher than the Properties' aggregate appraised value of $14,422,000 as of December 31, 1994, which appraised value was disclosed in the Partnership's 1994 Annual Report.

Rent receivable and other assets totalled $232,047 at December 31, 1995 compared to $121,417 at December 31, 1994. The increase is attributable to deferred legal costs related to the Proposed Sale and to an increase in percentage rents earned during 1995.

Accounts payable and accrued expenses totalled $271,548 at December 31, 1995 compared to $44,073 at December 31, 1994. The increase is primarily attributable to legal costs incurred by the Partnership in connection with the Proposed Sale.

Distributions payable at December 31, 1995 totalled $553,173. Such amount was subsequently paid to the partners on January 30, 1996.

Results of Operations

1995 vs. 1994
For the year ended December 31, 1995, the Partnership's operations generated net income totalling $1,721,520 compared to $1,672,606 for the year ended December 31, 1994. The increase in net income is primarily attributable to the sale of a Property located in Ferguson, Missouri during the second quarter of 1995 which resulted in a gain of $49,818 (see Note 4 to the Financial Statements).

Rental income totalled $2,685,255 for the year ended December 31, 1995 compared to $2,611,183 for the year ended December 31, 1994. The slight increase is primarily attributable to an increase in percentage rent resulting from higher sales at the Properties during 1995.

For the year ended December 31, 1995, interest income totalled $32,828 compared to $19,959 for the year ended December 31, 1994. The increase is primarily attributable to the Partnership maintaining a larger invested cash balance and an increase in interest rates earned on the invested cash balance during 1995.

For the year ended December 31, 1995, general and administrative expenses totalled $255,268 compared to $98,438 for the year ended December 31, 1994. The increase is primarily attributable to legal costs incurred by the Partnership in connection with the Proxy Statement mailed to Limited Partners in March 1996.


1994 vs. 1993
For the year ended December 31, 1994, the Partnership reported net income of $1,672,606 compared to $1,656,527 for the year ended December 31, 1993. The increase was primarily attributable to higher rental income in 1994 as a result of an increase in food and beverage sales at the Properties. During the first quarter of 1993, the sale of a Property located in Downey, California resulted in a gain of $44,107. Please refer to the Notes to the Financial Statements in the Partnership's 1995 Annual Report to Unitholders for additional information regarding the sale of the Property located in Downey, California.

Expenses for the year ended December 31, 1994 were $960,336 compared to $905,887 for the year ended December 31, 1993. The increase is primarily attributable to an increase in general and administrative expenses due to environmental consulting, and to a lesser extent, increases in ground lease rent and management fees. The increases in ground lease rent and management fees correspond to rent escalations and increased percentage rental income, respectively.


Item 8.  Financial Statements and Supplementary Data.

Incorporated by reference to the Partnership's 1995 Annual Report to Unitholders.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III


Item 10.  Directors and Executive Officers of the Partnership.

The General Partner is a New York corporation and an affiliate of Lehman.

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective January 24, 1994, the General Partner changed its name from Shearson/BK Properties, Inc. to BK II Properties Inc. to delete any reference to "Shearson."

The Partnership has no officers and directors. The General Partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Certain officers and the director of the General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The directors and executive officers of the General Partner as of December 31, 1995, are set forth below. There are no family relationships between or among any officer and any other officer or director.

        Name                    Age     Office
	Rocco F. Andriola	37	Director, President and Chief Financial Officer
        Kenneth Boyle           32      Vice President
        Mark J. Marcucci        33      Vice President
        Timothy Needham         27      Vice President

The foregoing director has been elected to serve as director until the next annual meeting of the General Partner. The business experience of the director and each of the officers of the General Partner of the Partnership is as follows:

Rocco F. Andriola is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.

Kenneth Boyle is a Vice President of Lehman Brothers' Diversified Asset Group. Mr. Boyle joined Lehman Brothers in January 1991. Mr. Boyle is a Certified Public Accountant and was employed by the accounting firm of KPMG Peat Marwick LLP from 1985 to 1990. Mr. Boyle graduated from the State University of New York at Binghamton with a B.S. degree in Accounting.

Mark J. Marcucci is a Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1988, Mr. Marcucci's responsibilities have been concentrated in the restructuring, asset management, leasing, financing, refinancing and disposition of commercial office and residential real estate. Prior to joining Lehman Brothers, Mr. Marcucci was employed in a corporate lending capacity at Republic National Bank of New York. Mr. Marcucci received a B.B.A. in Finance from Hofstra University and a Master of Science in Real Estate from New York University. In addition, Mr. Marcucci holds both Series 7 and Series 63 securities licenses.

Timothy E. Needham is an Associate of Lehman Brothers and assists in the management of commercial real estate in the Diversified Asset Group. Mr. Needham joined Lehman Brothers in September 1995. Prior to joining Lehman Brothers Mr. Needham was a consultant with KPMG Peat Marwick LLP in the Banking and Investment Services Group from 1994-1995. Mr. Needham received his M.B.A. from the American Graduate School of International Management in December of 1993. Previous to entering graduate school, Mr. Needham worked in Tokyo, for approximately one year doing market research for a Japanese firm (1991). In addition, Mr. Needham is a candidate for the designation of Chartered Financial Analyst.


Item 11.  Executive Compensation.

Officers and the director of the General Partner are employees of Lehman and are not compensated by the Partnership or the General Partner for services rendered in connection with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)	Security ownership of certain beneficial owners
        The Partnership knows of no person who beneficially owns more than 5% of the Units.

(b) Security ownership of management - Under the terms of the Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns the equivalent of one Unit. No directors or officers of the General Partner own any Units.

(c)	Changes in control
	None.


Item 13.  Certain Relationships and Related Transactions.

(a)	Transactions with Management and Others
        Incorporated by reference to Note 7 "Transactions with Affiliates" in the Notes to the Financial Statements of the Partnership's 1995 Annual Report to Unitholders.

(b)	Certain Business Relationships
        There have been no business transactions between the director and officers of the General Partner and the Partnership.

(c)	Indebtedness of Management
	No management person is indebted in any amount to the Partnership.

(d)	Transactions with Promoters
	There have been no transactions with promoters.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following are filed as part of this report:

	1. 	Financial Statements

	BURGER KING LIMITED PARTNERSHIP II
	(a New York limited partnership)
	INDEX TO FINANCIAL STATEMENTS


        Independent Auditors' Report                            (1)
        Balance Sheets at December 31, 1995 and 1994            (1)
        Statements of Operations for the years ended
        December 31, 1995, 1994 and 1993                        (1)
        Statements of Partners' Capital (Deficit)
        for the years ended December 31, 1995, 1994 and 1993 (1) Statements of Cash Flows for the years ended
        December 31, 1995, 1994 and 1993                        (1)
        Notes to Financial Statements                           (1)

        (1) Incorporated by reference to the Partnership's 1995 Annual Report filed as an exhibit to the Form 10-K.


	2.  Financial Statement Schedule

        Independent Auditors' Report on Schedule III            (F-1)

        Schedule III -  Real Estate and Accumulated
        Depreciation                                            (F-2)


	3. Exhibits

                (10.1) Agreement of Purchase and Sale made as of October 11, 1995, by and between the Partnership and U.S. Restaurant Properties Operating L.P. (incorporated by reference to Exhibit 10 to Partnership's Form 10-Q for the quarter ended September 30, 1995).

                (10.2) Amendment No. 1 to Agreement of Purchase and Sale, dated January 9, 1996, between the Partnership and U.S. Restaurant Properties Operating L.P. (incorporated by reference to Appendix A to the Partnership's Proxy Statement dated March 25, 1996).

		(13) 1995 Annual Report to the Unitholders

		(27) Financial Data Schedule


(b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1996

BURGER KING LIMITED PARTNERSHIP II

        BY:     BK II Properties Inc.
                General Partner

        BY:  /s/Rocco F. Andriola
        Name:   Rocco F. Andriola
        Title:  Director, President and
                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

BK II PROPERTIES INC.
General Partner

Date: March 29, 1996

        BY:  /s/Rocco F. Andriola
                Rocco F. Andriola
                Director, President and
                Chief Financial Officer

Date:  March 29, 1996

        BY:  /s/Kenneth Boyle
                Kenneth Boyle
                Vice President




Date: March 29, 1996

        BY:  /s/Mark J. Marcucci
                Mark J. Marcucci
                Vice President




Date: March 29, 1996

        BY:  /s/Timothy Needham
                Timothy Needham
                Vice President

___________________INDEPENDENT AUDITORS' REPORT ________________________

The Partners
Burger King Limited Partnership II:

Under date of February 2, 1996, except as to Note 5, which is as of March 25, 1996, we reported on the balance sheets of Burger King Limited Partnership II (a New York limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to unit holders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

Boston, Massachusetts
February 2, 1996, except as to Note 5,
	which is as of March 25, 1996

BURGER KING LIMITED PARTNERSHIP II
(a New York limited partnership)
Schedule III - Real Estate and Accumulated Depreciation

	December 31, 1995

                                                              Costs Capitalized
                                                              Subsequent
                                Initial Costs                 To Acquisition
                                ----------------------------- -----------------

                                              Buildings and   Buildings and
Description (A)     Encumbrances  Land        Improvements    Improvements

Redlands, CA        $ -           $  230,000  $  257,052      $ -
Garland, TX           -              161,000     243,740        -
Nederland, TX         -              300,000     342,229        -
St. Peters, MO        -              215,000     301,636        -
Marietta, GA          -              205,000     245,615        -
Corpus Christi, TX    -              215,000     267,272        -
Pelham, AL            -              144,444     262,154        -
Milan, TN             -              117,000     258,015        -
Greenville, NC        -              169,600     258,754        -
Phoenix, AZ           -              225,000     249,631        -
Wilmington, NC        -                  (B)     249,393        -
South Bend, IN        -              240,000     262,797        -
Riverdale, GA         -              230,000     263,130        -
Kansas City, KS       -                  (B)     259,081        -
Erlanger, KY          -                  (B)     222,691        -
Ceres, CA             -              216,000     284,204        -
Orange, CA            -                  (B)     229,192        -
Statesboro, GA        -                  (B)     238,748        -
Plano, TX             -                  (B)     258,457        -
Columbus, MS          -              185,000     292,222        -
Marietta/Johnson, GA  -              200,000     230,977        -
Vernon, CT            -                  (B)     336,348        -
Hot Springs, AK       -              200,000     318,240        -
Springfield, MA       -                  (B)     284,487        -
Tucson, AZ            -                  (B)     250,430        -
Glendale, AZ          -                  (B)     252,736        -
Mount Clemens, MI     -                  (B)     258,939        -
Rocky Mount, NC       -              225,000     306,686        -
Greenville, MS        -               98,500     294,186        -

                     $            $3,576,544  $7,779,042      $ -


(CONT.)-----------------------------------------------------------------------


                     Cost Basis at December 31, 1995
                     ---------------------------------------

                                  Buildings and                 Accumulated
Description (A)      Land         Improvements   Total          Depreciation

Redlands, CA         $  230,000   $  257,052     $   487,052    $  193,185
Garland, TX             161,000      243,740         404,740       182,501
Nederland, TX           300,000      342,229         642,229       256,244
St. Peters, MO          215,000      301,636         516,636       225,850
Marietta, GA            205,000      245,615         450,615       183,218
Corpus Christi, TX      215,000      267,272         482,272       199,373
Pelham, AL              144,444      262,154         406,598       195,556
Milan, TN               117,000      258,015         375,015       192,469
Greenville, NC          169,600      258,754         428,354       186,553
Phoenix, AZ             225,000      249,631         474,631       186,235
Wilmington, NC                -      249,393         249,393       186,037
South Bend, IN          240,000      262,797         502,797       196,036
Riverdale, GA           230,000      263,130         493,130       195,549
Kansas City, KS               -      259,081         259,081       193,263
Erlanger, KY                  -      222,691         222,691       164,874
Ceres, CA               216,000      284,204         500,204       210,110
Orange, CA                    -      229,192         229,192       169,688
Statesboro, GA                -      238,748         238,748       178,096
Plano, TX                     -      258,457         258,457       189,941
Columbus, MS            185,000      292,222         477,222       213,117
Marietta/Johnson, GA    200,000      230,977         430,977       168,461
Vernon, CT                    -      336,348         336,348       246,468
Hot Springs, AK         200,000      318,240         518,240       233,040
Springfield, MA               -      284,487         284,487       206,838
Tucson, AZ                    -      250,430         250,430       180,518
Glendale, AZ                  -      252,736         252,736       181,592
Mount Clemens, MI             -      258,939         258,939       184,555
Rocky Mount, NC         225,000      306,686         531,686       217,710
Greenville, MS           98,500      294,186         392,686       220,716

                     $3,576,544   $7,779,042     $11,355,586(D) $5,737,793(C)

(CONT.) ------------------------------------------------------------------

                        Year of
Description (A)         Con-
                        struc-  Date            Estimated
                        tion    Acquired        Useful Life

Redlands, CA            1982    12/30/82        7 - 20 years
Garland, TX             1983    01/06/83        7 - 20 years
Nederland, TX           1983    01/21/83        7 - 20 years
St. Peters, MO          1983    02/16/83        7 - 20 years
Marietta, GA            1983    03/02/83        7 - 20 years
Corpus Christi, TX	1983	03/03/83	7 - 20 years
Pelham, AL              1983    03/08/83        7 - 20 years
Milan, TN               1983    03/10/83        7 - 20 years
Greenville, NC          1983    03/11/83        7 - 20 years
Phoenix, AZ             1983    03/11/83        7 - 20 years
Wilmington, NC          1983    03/25/83        7 - 20 years
South Bend, IN          1983    03/30/83        7 - 20 years
Riverdale, GA           1983    03/30/83        7 - 20 years
Kansas City, KS         1983    04/04/83        7 - 20 years
Erlanger, KY            1983    04/26/83        7 - 20 years
Ceres, CA               1983    05/13/83        7 - 20 years
Orange, CA              1983    05/09/83        7 - 20 years
Statesboro, GA          1983    05/18/83        7 - 20 years
Plano, TX               1983    07/05/83        7 - 20 years
Columbus, MS            1983    08/15/83        7 - 20 years
Marietta/Johnson, GA    1983    08/23/83        7 - 20 years
Vernon, CT              1983    08/24/83        7 - 20 years
Hot Springs, AK         1983    04/15/83        7 - 20 years
Springfield, MA         1983    08/23/83        7 - 20 years
Tucson, AZ              1983    09/29/83        7 - 20 years
Glendale, AZ            1983    12/20/83        7 - 20 years
Mount Clemens, MI	1984	04/13/84	7 - 20 years
Rocky Mount, NC         1984    02/29/84        7 - 20 years
Greenville, MS          1984    06/22/84        7 - 20 years

(A)  Represents Burger King restaurants.
(B)  Properties operated under a ground lease.
(C)  Depreciation is computed under the straight-line method.
(D) Federal income tax basis of the real estate at December 31, 1995 is $11,355,586.

(CONT.)--------------------------------------------------------------------

A summary of real estate held for investment and accumulated depreciation for the three years ended December 31, 1995, 1994 and 1993 is as follows:

Real Estate investments:        1995            1994            1993

Beginning of year               $11,683,568     $11,683,568     $11,941,245
Deduct: real estate sold            327,982               0         257,677

End of year                     $11,355,586     $11,683,568     $11,683,568

Accumulated Depreciation:
Beginning of year               $ 5,762,960     $ 5,491,374     $ 5,388,267
Add: depreciation expense           200,942         271,586         272,833
Deduct: real estate sold            226,109               0         169,726

End of year                     $ 5,737,793     $ 5,762,960     $ 5,491,374

EXHIBIT 13.1