Form 10-Q
period 1996-03-31
BURGER KING LTD PARTNERSHIP II
filed 1996-05-15
CIK 705740

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11059


                       BURGER KING LIMITED PARTNERSHIP II
              Exact Name of Registrant as Specified in its Charter


         New York                                  13-3133321
State or Other Jurisdiction                      I.R.S. Employer
of Incorporation or Organization                Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson               10285-2900
Address of Principal Executive Offices              Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ____


Balance Sheets
                                                At March 31,   At December 31,
                                                       1996              1995
Assets
Real estate held for sale                       $ 5,617,793       $ 5,617,793
Cash and cash equivalents                           617,436           653,171
Rent receivable and other assets                    214,304           232,047
  Total Assets                                  $ 6,449,533       $ 6,503,011

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses         $   269,565       $   271,548
  Due to affiliates                                   1,700             1,300
  Distributions payable                             317,438           553,173
    Total Liabilities                               588,703           826,021

Partners' Capital (Deficit):
  General Partner                                   (51,936)          (61,128)
  Limited Partners (15,000 interests outstanding) 5,912,766         5,738,118
    Total Partners' Capital                       5,860,830         5,676,990
    Total Liabilities and Partners' Capital     $ 6,449,533       $ 6,503,011



Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996
                                           Limited       General
                                          Partners       Partner         Total
Balance at December 31, 1995           $ 5,738,118     $ (61,128)  $ 5,676,990
Net income                                 483,090        25,426       508,516
Distributions to Partners                 (308,442)      (16,234)     (324,676)
Balance at March 31, 1996              $ 5,912,766     $ (51,936)  $ 5,860,830



Statements of Operations
For the three months ended March 31,                       1996           1995
Income
Rental income                                         $ 677,894      $ 631,164
Interest income                                           7,433          7,535
Miscellaneous income                                      1,250            295
        Total Income                                    686,577        638,994
Expenses
Depreciation                                          $     ---      $  67,896
Ground lease rent                                        93,292         92,398
Management fee                                           58,460         53,576
General and administrative                               26,309         16,382
  Total Expenses                                        178,061        230,252
        Net Income                                    $ 508,516      $ 408,742
Net Income Allocated:
To the General Partner                                $  25,426      $  23,832
To the Limited Partners                                 483,090        384,910
                                                      $ 508,516      $ 408,742
Per limited partnership interest
(15,000 outstanding)                                     $32.21         $25.66



Statements of Cash Flows
For the three months ended March 31,                       1996           1995
Cash Flows From Operating Activities
Net income                                            $ 508,516      $ 408,742
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                ---         67,896
Increase (decrease) in cash arising from changes in
operating assets and liabilities:
  Rent receivable and other assets                       17,743         16,046
  Accounts payable and accrued expenses                  (1,983)       (13,260)
  Due to affiliates                                         400            978
Net cash provided by operating activities               524,676        480,402

Cash Flows From Financing Activities
Cash distributions to partners                         (560,411)      (598,933)
Net cash used for financing activities                 (560,411)      (598,933)
Net decrease in cash and cash equivalents               (35,735)      (118,531)
Cash and cash equivalents, beginning of period          653,171        680,377
Cash and cash equivalents, end of period              $ 617,436      $ 561,846


Notes to the financial statements

Burger King Limited Partnership II's (the "Partnership") unaudited financial statements for the quarter ended March 31, 1996 should be read in conjunction with the Partnership's 1995 annual audited financial statements within Form 10-K.

The Partnership's unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

  The Partnership agreed, subject to the satisfaction of certain conditions, to sell the Partnership's remaining 29 restaurant properties (the "Properties") to U.S. Restaurant Properties Operating L.P., a Delaware limited partnership (the "Buyer"), pursuant to an Agreement of Purchase and Sale, dated as of October 11, 1995, as amended by the First Amendment to Agreement of Purchase and Sale dated as of January 9, 1996 and the Second Amendment to Agreement of Purchase and Sale dated as of May 1, 1996 (as amended, the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Properties for consideration in the amount of $17,325,000 in cash (the "Purchase Price"), subject to adjustments and prorations for base and percentage rents as well as certain other charges payable in respect of the Properties and adjustments in respect of certain closing costs (the "Proposed Sale").

  In connection with the Proposed Sale and in accordance with the terms of the Agreement of Limited Partnership dated as of August 23, 1982 (the "Partnership Agreement"), a proxy statement (the "Proxy") was mailed to limited partners of the Partnership (the "Unitholders") on March 25, 1996, describing the terms of the Proposed Sale and presenting Unitholders with the opportunity to call a meeting to consider whether to disapprove the Proposed Sale. In order to effect a disapproval of the Proposed Sale, Unitholders holding 10% or more in interest of the outstanding limited partnership interests (the "Units") were required to submit written requests by April 30, 1996 to call for a meeting of the Unitholders to consider whether to disapprove the Proposed Sale. The Partnership did not receive written requests aggregating an amount equal to or in excess of the required 10% in interest of the outstanding Units required to call a meeting of Unitholders to disapprove the Proposed Sale. As a result, no meeting was convened and BK II Properties Inc., the general partner of the Partnership (the "General Partner"), completed the Proposed Sale on May 10, 1996.

  The General Partner intends to distribute to the Unitholders the net proceeds from the Proposed Sale as a special distribution (the "Special Distribution"), which the General Partner currently expects to occur during the second quarter of 1996. The General Partner currently estimates that the Special Distribution will be approximately $1,045 per Unit. The General Partner then intends to liquidate the Partnership in 1996 in accordance with the Partnership Agreement.


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
At March 31, 1996, the Partnership had cash of $617,436, compared to $653,171 at December 31, 1995. The $35,735 decrease is primarily the result of distributions made to the partners in excess of cash flow generated from operations for the first quarter of 1996. The cash balance at March 31, 1996 consists of the Partnership's working capital and undistributed cash flow from operations.

The Partnership agreed, subject to the satisfaction of certain conditions, to sell the Partnership's remaining 29 Properties to the Buyer, pursuant to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Properties for a Purchase Price of $17,325,000 in cash, subject to adjustments and prorations for base and percentage rents as well as certain other charges payable in respect of the Properties and adjustments in respect of certain closing costs.

In connection with the Proposed Sale and in accordance with the terms of the Partnership Agreement, the Proxy was mailed to Unitholders on March 25, 1996, describing the terms of the Proposed Sale and presenting Unitholders with the opportunity to call a meeting to consider whether to disapprove the Proposed Sale. In order to effect a disapproval of the Proposed Sale, Unitholders holding 10% or more in interest of the outstanding Units of the Partnership were required to submit written requests by April 30, 1996 to call for a meeting of the Unitholders to consider whether to disapprove the Proposed Sale. The Partnership did not receive written requests aggregating an amount equal to or in excess of the required 10% in interest of the outstanding Units required to call a meeting of Unitholders to disapprove the Proposed Sale. As a result, no meeting was convened and the General Partner completed the Proposed Sale on May 10, 1996.

The General Partner intends to distribute to the Unitholders the net proceeds from the Proposed Sale as a Special Distribution, which the General Partner currently expects to occur during the second quarter of 1996. The General Partner currently estimates that the Special Distribution will be approximately $1,045 per Unit. The General Partner then intends to liquidate the Partnership in 1996 in accordance with the terms of the Partnership Agreement.

Rent receivable and other assets totalled $214,304 at March 31, 1996, compared to $232,047 at December 31, 1995. The decrease is primarily attributable to a decrease in percentage rent as a result of a decrease in sales at the Properties in the first quarter of 1996 as compared to the fourth quarter of 1995.

For the quarter ended March 31, 1996, the Partnership declared a distribution in the amount of $324,676 which consisted of cash flow from operations. Such amount represents a decrease of $155,727 from the corresponding period in 1995, primarily as a result of the Partnership retaining approximately $200,000 of cash flow from operations in reserve to pay legal costs associated with the Proxy. This amount would have otherwise been included in the 1996 first quarter distribution to the partners. On April 30, 1996, the Partnership paid a cash distribution to the partners in the amount of $311,689, of which $11,741 was used to pay state non-resident and Federal foreign withholding taxes. The unpaid portion of $12,987 primarily represents an amount equal to 4% of the quarterly distributions of net cash flow from operations, which is required to be retained pursuant to the terms of the Partnership Agreement. Net cash flow from operations is distributed 95% to the Limited Partners and 1% to the General Partner with the remaining 4% being retained by the Partnership as a contingent reserve (the "Contingent Reserve"). To the extent the Limited Partners do not receive an annual return of 12.5% of their remaining invested capital, all or a portion of the Contingent Reserve shall be distributed to the Unitholders with the remainder, if any, distributed to the General Partner.

Results of Operations
For the three months ended March 31, 1996, the Partnership generated net income of $508,516, compared to $408,742 for the corresponding period in 1995. The increase is primarily attributable to an increase in rental income and a decrease in depreciation expense.

Rental income totalled $677,894 for the three months ended March 31, 1996, compared to $631,164 for the corresponding period in 1995. The increase is primarily attributable to an increase in percentage rent resulting from higher sales at the Properties during the first quarter of 1996.

Depreciation expense decreased from $67,896 for the three months ended March 31, 1995 to $0 for the three months ended March 31, 1996. No depreciation expense was recorded by the Partnership during the first quarter of 1996 since the Properties were required, pursuant to Financial Accounting Standards No. 121, to be treated as real estate held for sale.

General and administrative expenses for three months ended March 31, 1996 totalled $26,309, compared to $16,382 for the corresponding period in 1995. The increase is primarily attributable to costs associated with the completion of the Proxy and professional fees incurred by the Partnership in connection with the Proposed Sale.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

                    (99) Second Amendment to Agreement of Purchase and Sale

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BURGER KING LIMITED PARTNERSHIP II

                        BY:  BK II PROPERTIES INC.
                             General Partner


Date: May 13, 1996            BY:  /s/ Rocco F. Andriola
                              NAME:    Rocco F. Andriola
                              TITLE:   President, Director and
                                       Chief Financial Officer