Form 10-Q
period 1996-06-30
BURGER KING LTD PARTNERSHIP II
filed 1996-08-14
CIK 705740

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

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



Balance Sheets
                                                 At June 30,  At December 31,
                                                       1996             1995
Assets
Real estate held for sale                       $       ---      $ 5,617,793
Cash and cash equivalents                        18,113,020          653,171
Rent receivable and other assets                        ---          232,047
  Total Assets                                  $18,113,020      $ 6,503,011
Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses         $   365,276      $   271,548
  Due to Burger King Corporation                    625,198              ---
  Due to affiliates                                   5,000            1,300
  Distributions payable                          16,952,850          553,173
    Total liabilities                            17,948,324          826,021

Partners' Capital (Deficit):
  General Partner                                    27,241          (61,128)
  Limited Partners (15,000 interests outstanding)   137,455        5,738,118
    Total Partners' capital                         164,696        5,676,990
    Total Liabilities and Partners' Capital     $18,113,020      $ 6,503,011



Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                           Limited      General
                                          Partners      Partner        Total
Balance at December 31, 1995           $ 5,738,118    $(61,128)  $ 5,676,990
Net income                              10,974,994     777,251    11,752,245
Distributions to Partners              (16,575,657)   (688,882)  (17,264,539)
Balance at June 30, 1996               $   137,455    $ 27,241   $   164,696



Statements of Operations
                                        Three months           Six months
                                       ended June 30,        ended June 30,
                                      1996       1995       1996        1995
Income
Rental income                     $329,647   $722,645  $1,007,541  $1,353,809
Interest income                    136,876      7,499     144,309      15,034
Other income                           210        650       1,460         945
  Total income                     466,733    730,794   1,153,310   1,369,788
Expenses
Depreciation                           ---     67,897         ---     135,793
Ground lease rent                   40,125     92,398     133,417     184,796
Management fee                      23,981     63,315      82,441     116,891
General and administrative         158,748     35,345     185,057      51,727
  Total expenses                   222,854    258,955     400,915     489,207

Income from operations             243,879    471,839     752,395     880,581
Other Income
Gain on sales of properties     10,999,850     49,818  10,999,850      49,818

Net Income                     $11,243,729   $521,657 $11,752,245    $930,399
Net Income Allocated:
To the General Partners        $   751,825   $ 27,485 $   777,251    $ 51,317
To the Limited Partners         10,491,904    494,172  10,974,994     879,082
                               $11,243,729   $521,657 $11,752,245    $930,399
Per limited partnership interest
(15,000 outstanding)               $699.46     $32.94     $731.67      $58.61


Statements of Cash Flows
For the six months ended June 30,                           1996         1995
Cash Flows From Operating Activities
Net income                                           $11,752,245   $  930,399
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                               ---      135,793
  Gain on sales                                      (10,999,850)     (49,818)
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Rent receivable and other assets                     232,047      (43,093)
    Accounts payable and accrued expenses                (21,742)     (20,994)
    Due to Burger King Corporation                        81,857          ---
    Due to affiliates                                      3,700          203
Net cash provided by operating activities              1,048,257      952,490
Cash Flows From Investing Activities
Proceeds from sale of properties                      17,276,454      151,691
Net cash provided by investing activities             17,276,454      151,691
Cash Flows From Financing Activities
Cash distributions to partners                          (864,862)  (1,041,503)
Net cash used for financing activities                  (864,862)  (1,041,503)
Net increase in cash                                  17,459,849       62,678
Cash and cash equivalents, beginning of period           653,171      680,377
Cash and cash equivalents, end of period             $18,113,020   $  743,055



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with Burger King Limited Partnership II's (the "Partnership") 1995 annual audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996, the results of operations for the three- and six-month periods ended June 30, 1996 and 1995, the statement of partners' capital (deficit) for the six-month period ended June 30, 1996 and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

  The Partnership agreed, subject to the satisfaction of certain conditions, to sell the Partnership's remaining 29 restaurant properties (the "Properties") to U.S. Restaurant Properties Operating L.P., a Delaware limited partnership (the "Buyer"), pursuant to an Agreement of Purchase and Sale, dated as of October 11, 1995, as amended by the First Amendment to Agreement of Purchase and Sale dated as of January 9, 1996 and the Second Amendment to Agreement of Purchase and Sale dated as of May 1, 1996 (as amended, the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Properties for consideration in the amount of $17,325,000 in cash (the "Purchase Price"), subject to adjustments and prorations for base and percentage rents as well as certain other charges payable in respect of the Properties and adjustments in respect of certain closing costs (the "Sale").

  In connection with the Sale and in accordance with the terms of the Agreement of Limited Partnership dated as of August 23, 1982 (the "Partnership Agreement"), a proxy statement (the "Proxy") was mailed to limited partners of the Partnership (the "Unitholders") on March 25, 1996, describing the terms of the Sale and presenting Unitholders with the opportunity to call a meeting to consider whether to disapprove the Sale. In order to effect a disapproval of the Sale, Unitholders holding 10% or more in interest of the outstanding limited partnership interests (the "Units") were required to submit written requests by April 30, 1996 to call for a meeting of the Unitholders to consider whether to disapprove the Sale. The Partnership did not receive written requests aggregating an amount equal to or in excess of the required 10% in interest of the outstanding Units required to call a meeting of Unitholders to disapprove the Sale. As a result, no meeting was convened and BK II Properties Inc., the general partner of the Partnership (the "General Partner"), completed the Sale on May 10, 1996.

  On July 31, 1996, the Partnership paid a cash distribution to the Unitholders in the amount of $1,084.48 per Unit, of which $1,069.17 represented net proceeds from the Sale and $15.31 represented cash flow from operations for the second quarter of 1996. As a result of the Sale, the General Partner is in the process of winding-up the affairs of the Partnership which should be dissolved by the end of 1996.


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
At June 30, 1996, the Partnership had cash and cash equivalents of $18,113,020, compared to $653,171 at December 31, 1995. The $17,459,849 increase is primarily attributable to the proceeds received from the sale of the Partnership's 29 remaining Properties in May 1996, as discussed in the Notes to the Financial Statements. The cash balance at June 30, 1996 consists of proceeds from the Sale and, to a lesser extent, the Partnership's working capital and undistributed cash flow from operations. As a result of the Sale, the balances of the Partnership's real estate held for sale and rent receivable and other assets accounts were $0 at June 30, 1996, compared to $5,617,793 and $232,047, respectively, at December 31, 1995.

The Partnership agreed, subject to the satisfaction of certain conditions, to sell the Partnership's remaining 29 Properties to the Buyer, pursuant to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Properties for a Purchase Price of $17,325,000 in cash, subject to adjustments and prorations for base and percentage rents as well as certain other charges payable in respect of the Properties and adjustments in respect of certain closing costs. On May 10, 1996, the Sale was completed. On July 31, 1996, the Partnership paid a cash distribution to the Unitholders in the amount of $1,084.48 per Unit, of which $1,069.17 represented net proceeds from the Sale and $15.31 represented cash flow from operations for the second quarter of 1996. As a result of the Sale, the General Partner is in the process of winding-up the affairs of the Partnership which should be dissolved by the end of 1996. The Partnership has set aside certain funds which are believed to be sufficient to pay the Partnership's general and administrative expenses and other liabilities through liquidation. Any cash remaining after payment of these items will subsequently be distributed to the partners of the Partnership. Except for the possible distribution of these excess funds, there will be no additional distributions to the Unitholders.

Accounts payable and accrued expenses totaled $365,276 at June 30, 1996, compared to $271,548 at December 31, 1995. The increase is primarily attributable to legal and other professional fees incurred by the Partnership in connection with the Sale.

Due to Burger King Corporation ("BKC") increased from $0 at December 31, 1995 to $625,198 at June 30, 1996. The balance at June 30, 1996 includes $81,857 in rent which was erroneously paid to the Partnership during the second quarter of 1996. Such funds will be returned to BKC. The remaining balance of $543,341 primarily reflects BKC's share of the net proceeds from the Sale. In accordance with the Partnership's management agreements with BKC, BKC is entitled to receive an amount equal to 10% of the net proceeds of the sale of the Properties after Unitholders achieve payout as defined in the Partnership Agreement.

Results of Operations
For the three- and six-month periods ended June 30, 1996, the Partnership generated net income of $11,243,729 and $11,752,245, respectively, compared to $521,657 and $930,399 for the corresponding periods in 1995. The increases in net income for both periods are attributable to the gain recognized by the Partnership on the Sale.

Rental income for the three- and six-month periods ended June 30, 1996 totaled $329,647 and $1,007,541, respectively, compared to $722,645 and $1,353,809 for the corresponding periods in 1995. The decreases for both periods are primarily attributable to the Sale, which resulted in almost two less months of rental income in the second quarter of 1996.

Total expenses for the three- and six-month periods ended June 30, 1996 were $222,854 and $400,915, respectively, compared to $258,955 and $489,207 for the corresponding periods in 1995. The decreases in total expenses for both periods were primarily attributable to decreases in depreciation expense, ground lease rent and management fees. No depreciation was recorded by the Partnership during the six-month period ended June 30, 1996 since the Properties were classified as real estate held for sale. The decrease in ground lease rent and management fees paid by the Partnership was primarily attributable to the Sale, which resulted in almost two less months of ground lease rents and management fees paid by the Partnership in the second quarter of 1996. The decrease in total expenses was partially offset by an increase in general and administrative expenses primarily due to costs associated with preparation of the March 1996 proxy solicitation to Unitholders and professional fees relating to the Sale.




Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996

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



                                   BURGER KING LIMITED PARTNERSHIP II

                              BY:  BK II PROPERTIES INC.
                                   General Partner



Date: August 13, 1996              BY:  /s/ Rocco F. Andriola
                                   Name:    Rocco F. Andriola
                                            President, Director and
                                            Chief Financial Officer