Form 10-Q
period 1996-09-30
BURGER KING LTD PARTNERSHIP II
filed 1996-11-14
CIK 705740

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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



Balance Sheets                               At September 30,  At December 31,
                                                        1996             1995
Assets
Real estate held for sale                        $       ---      $ 5,617,793
Cash and cash equivalents                          1,453,754          653,171
Rent receivable and other assets                       9,000          232,047
   Total Assets                                  $ 1,462,754      $ 6,503,011
Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses          $   255,568      $   271,548
  Due to Burger King Corporation                     684,924              ---
  Due to affiliates                                    2,868            1,300
  Distributions payable                              519,394          553,173
   Total Liabilities                               1,462,754          826,021

Partners' Capital (Deficit):
  General Partner                                        ---          (61,128)
  Limited Partners (15,000 interests outstanding)        ---        5,738,118
   Total Partners' Capital                               ---        5,676,990
   Total Liabilities and Partners' Capital       $ 1,462,754      $ 6,503,011



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                      General         Limited
                                      Partner        Partners         Total
Balance at December 31, 1995       $  (61,128)    $ 5,738,118   $ 5,676,990
Net income                            772,284      11,180,250    11,952,534
Distributions to partners            (711,156)    (16,918,368)  (17,629,524)
Balance at September 30, 1996      $      ---     $       ---   $       ---



Statements of Operations
                                  Three months ended         Nine months ended
                                     September 30,             September 30,
                                  1996          1995         1996         1995
Income
Rental income                $     ---     $ 702,034  $ 1,007,541   $2,055,843
Interest income                102,967         9,147      247,276       24,181
Miscellaneous  income              120           575        1,580        1,520
  Total Income                 103,087       711,756    1,256,397    2,081,544
Expenses
Depreciation                       ---        65,149          ---      200,942
Ground lease rent                  ---        86,244      133,417      271,040
Management fee                     ---        61,579       82,441      178,470
General and administrative     (97,202)       26,555       87,855       78,282
  Total Expenses               (97,202)      239,527      303,713      728,734
Income from operations         200,289       472,229      952,684    1,352,810

Other Income
Gain on sales of properties        ---           ---   10,999,850       49,818
Net Income                   $ 200,289     $ 472,229  $11,952,534   $1,402,628
Net Income Allocated:
To the General Partner       $  (4,967)    $  26,869  $   772,284   $   78,186
To the Limited Partners        205,256       445,360   11,180,250    1,324,442
                             $ 200,289     $ 472,229  $11,952,534   $1,402,628

Per limited partnership interest
(15,000 outstanding)            $13.68        $29.69      $745.35       $88.30



Statements of Cash Flows
For the nine months ended September 30,                     1996         1995
Cash Flows From Operating Activities
Net income                                           $11,952,534   $1,402,628
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation                                               ---      200,942
  Gain on sales of properties                        (10,999,850)     (49,818)
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Rent receivable and other assets                     223,047      (56,652)
    Accounts payable and accrued expenses               (136,562)        (491)
    Due to affiliates                                      1,568          403
    Due to Burger King Corporation                       141,583          ---
Net cash provided by operating activities              1,182,320    1,497,012

Cash Flows From Investing Activities
Proceeds from sales of properties                     17,281,566      151,691
Net cash provided by investing activities             17,281,566      151,691

Cash Flows From Financing Activities
Cash distributions to partners                       (17,663,303)  (1,645,548)
Net cash used for financing activities               (17,663,303)  (1,645,548)
Net increase in cash and cash equivalents                800,583        3,155
Cash and cash equivalents, beginning of period           653,171      680,377
Cash and cash equivalents, end of period             $ 1,453,754   $  683,532



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with Burger King Limited Partnership II's (the "Partnership") 1995 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996, the results of operations for the three- and nine-month periods ended September 30, 1996 and 1995, the statement of partners' capital (deficit) for the nine-month period ended September 30, 1996 and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. Results of operations for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

  On July 31, 1996, the Partnership paid a cash distribution to the Unitholders in the amount of $1,084.48 per Unit, of which $1,069.17 represented net proceeds from the Sale and $15.31 represented cash flow from operations for the second quarter of 1996. After establishing sufficient reserves to pay the Partnership's remaining general and administrative expenses and other liabilities, the General Partner currently anticipates that the Partnership should have additional cash available to fund a final liquidating distribution to Unitholders. The General Partner intends to pay the Unitholders this final distribution, in the amount of approximately $20 per Unit, in the fourth quarter of 1996. The General Partner is currently in the process of winding-up the affairs of the Partnership which is expected to be dissolved by the end of 1996.

Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
At September 30, 1996, the Partnership had cash and cash equivalents of $1,453,754, compared to $653,171 at December 31, 1995. This increase is primarily attributable to additional funds which were retained by the Partnership to pay its remaining liabilities and additional expenses through the liquidation of the Partnership. At September 30, 1996, the balances of the Partnership's real estate held for sale and rent receivable and other assets accounts were $0 and $9,000, respectively, compared to $5,617,793 and $232,047, respectively, at December 31, 1995. These amounts decreased as a result of the Sale.

The Partnership agreed, subject to the satisfaction of certain conditions, to sell the Partnership's remaining 29 Properties to the Buyer, pursuant to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Properties for a Purchase Price of $17,325,000 in cash, subject to adjustments and prorations for base and percentage rents as well as certain other charges payable in respect of the Properties and adjustments in respect of certain closing costs. On May 10, 1996, the Sale was completed. On July 31, 1996, the Partnership paid a cash distribution to the Unitholders in the amount of $1,084.48 per Unit, of which $1,069.17 represented net proceeds from the Sale and $15.31 represented cash flow from operations for the second quarter of 1996. After establishing sufficient reserves to pay the Partnership's remaining general and administrative expenses and other liabilities, the General Partner currently anticipates that the Partnership should have additional cash available to fund a final liquidating distribution to Unitholders. The General Partner intends to pay to Unitholders this final distribution, in the amount of approximately $20 per Unit, in the fourth quarter of 1996. The General Partner is currently in the process of winding-up the affairs of the Partnership which is expected to be dissolved by the end of 1996.

Due to Burger King Corporation ("BKC") increased from $0 at December 31, 1995 to $684,924 at September 30, 1996. The balance at September 30, 1996 includes $141,583 in rent which was erroneously paid to the Partnership by BKC during the second and third quarters of 1996. In order to correct the error, such funds were returned to BKC in October 1996. The remaining balance of $543,341 is an additional management fee due to BKC as a result of the Sale. In accordance with the Partnership's property management agreements, BKC is entitled to receive 10% of the net proceeds from the sale of the Properties after Unitholders achieve payout as defined in the Partnership Agreement.

Results of Operations
For the three- and nine-month periods ended September 30, 1996, the Partnership generated net income of $200,289 and $11,952,534, respectively, compared to $472,229 and $1,402,628, respectively, for the corresponding periods in 1995. The decrease for the three-month period is primarily attributable to the Sale which was completed on May 10, 1996. The increase in net income for the nine-month period is attributable to the gain recognized by the Partnership on the Sale. The Sale is also the primary reason for the decrease in rental income for the three- and nine-month periods ended September 30, 1996, when compared to the corresponding periods in 1995.

Interest income for the three- and nine-month periods ended September 30, 1996 was $102,967 and $247,276, respectively, compared to $9,147 and $24,181, respectively, for the corresponding periods in 1995. The increases are primarily attributable to an overall increase in the Partnership's invested cash balance during the 1996 periods as a result of net proceeds received from the Sale.

Total expenses for the three- and nine-month periods ended September 30, 1996 were $(97,202) and $303,713, respectively, compared to $239,527 and $728,734, respectively, for the corresponding periods in 1995. The decreases in total expenses were primarily attributable to decreases in depreciation expense, ground lease rent and management fees. No depreciation was recorded by the Partnership during 1996 as a result of the Sale. The decreases in ground lease rent and management fees paid by the Partnership were also attributable to the Sale. This was partially offset by an increase in general and administrative expenses primarily due to costs associated with the preparation of the Proxy. Total expenses for the three-month period ended September 30, 1996 of $(97,202) represents the reversal of an over-accrual of legal fees which were previously accrued by the Partnership in connection with the Proxy.



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

                (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996



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



                               BURGER KING LIMITED PARTNERSHIP II

                          BY:  BK II PROPERTIES INC.
                               General Partner



Date:  November 13, 1996       BY:  /s/ Rocco F. Andriola
                                        Rocco F. Andriola
                                        President, Director and
                                        Chief Financial Officer